Form 10-Q
period 2000-03-31
DEMANDSTAR COM INC
filed 2000-05-15
CIK 1101290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
        ______________


                          Commission File No: 0-28703


                              DEMANDSTAR.COM, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                              59-3590973
            -------                                              ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


                               1551 SANDSPUR ROAD
                            MAITLAND, FLORIDA 32751
                                 (407) 975-0000
   ------------------------------------------------------------------------
   (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]    No [X]*


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING AS OF MAY 5, 2000
         -----                                    -----------------------------
    Common Stock
Par value $.0001 per share                                7,638,280

* The Registrant has not been subject to the reporting requirements of the Exchange Act of 1934 during the past 90 days as the Registrant's registration statement on Form 8-A was declared effective on March 27, 2000, and this quarterly report on Form 10Q is the Registrant's initial report under such act.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DEMANDSTAR.COM, INC.

                                 BALANCE SHEETS

                                                                                     DEMANDSTAR.COM, INC.
                                                                                        (THE COMPANY)
                                                                           DECEMBER 31, 1999       MARCH 31, 2000
                                                                           -----------------       --------------
                                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                    $   127,733             $ 1,264,613
     Accounts receivable                                                           8,593                  25,683
     Prepaid assets                                                               92,844                 302,322
                                                                             -----------             -----------
                      Total current assets                                       229,170               1,592,618
                                                                             -----------             -----------
PROPERTY AND EQUIPMENT, net                                                      108,855                 130,880
                                                                             -----------             -----------

OTHER ASSETS:
     Deposits                                                                      8,900                   8,900
     Customer lists and vendor database, net                                     245,268                 220,409
     Goodwill, net                                                               719,198                 646,307
                                                                             -----------             -----------
                      Total other assets                                         973,366                 875,616
                                                                             -----------             -----------
                      Total assets                                           $ 1,311,391             $ 2,599,114
                                                                             ===========             ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                $   191,558             $   444,723
     Due to affiliate                                                                 --                 456,911
     Current portion of note payable                                             200,000                 200,000
     Deferred revenue                                                            139,252                 238,992
                                                                             -----------             -----------
                      Total current liabilities                                  530,810               1,340,626
                                                                             -----------             -----------
NOTE PAYABLE, less current portion                                             1,106,885               1,550,000
                                                                             -----------             -----------
SHAREHOLDER'S DEFICIT:
     Common stock                                                                    125                     126

     Preferred stock                                                                  --               1,500,000
     Additional paid-in capital                                                  812,413                 831,830
     Accumulated deficit                                                      (1,138,842)             (2,623,468)
                                                                             -----------             -----------
                      Total shareholder's deficit                               (326,304)               (291,512)
                                                                             -----------             -----------
                      Total liabilities and shareholder's deficit            $ 1,311,391             $ 2,599,114
                                                                             ===========             ===========



     The accompanying notes are an integral part of these balance sheets.

   THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY THE COMPANY. SUCH ACCOUNTING RESULTS IN INCREASED
    AMORTIZATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN
   ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT RESULTS OF
           OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.

                              DEMANDSTAR.COM, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   INFORMATION ON    |  DEMANDSTAR.COM,
                                                     DEMAND, INC.    |        INC.
                                                  (THE PREDECESSOR)  |   (THE COMPANY)
                                                  -----------------  |   -------------
                                                    FOR THE THREE    |   FOR THE THREE
                                                     MONTHS ENDED    |    MONTHS ENDED
                                                    MARCH 31, 1999   |   MARCH 31, 2000
                                                      ---------      |     -----------
                                                                     |
REVENUE                                               $  62,372      |     $    82,902
                                                                     |
OPERATING EXPENSES:                                                  |
     Marketing and advertising                           10,474      |         511,653
     Research and development                            72,802      |          70,251
     General and administrative                         143,874      |         846,956
     Depreciation and amortization                           --      |         109,156
                                                      ---------      |     -----------
                  Total operating expenses              227,150      |       1,538,016
                                                      ---------      |     -----------
                                                                     |
OPERATING LOSS                                         (164,778)     |      (1,455,114)
                                                                     |
INTEREST EXPENSE                                             --      |          29,512
                                                      ---------      |     -----------
                                                                     |
LOSS BEFORE INCOME TAX BENEFIT                         (164,778)     |      (1,484,626)
                                                                     |
INCOME TAX BENEFIT                                           --      |              --
                                                      ---------      |     -----------
                                                                     |
NET LOSS                                              $(164,778)     |     $(1,484,626)
                                                      =========      |     ===========
                                                                     |
BASIC AND DILUTED LOSS PER COMMON SHARE                              |     $     (1.18)
                                                                     |     ===========
WEIGHTED AVERAGE NUMBER OF COMMON                                    |
     SHARES OUTSTANDING                                              |
                                                                     |       1,258,738
                                                                     |     ===========



       The accompanying notes are an integral part of these statements.

   THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY THE COMPANY. SUCH ACCOUNTING RESULTS IN INCREASED
    AMORTIZATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN
   ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT RESULTS OF
           OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.

                              DEMANDSTAR.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        INFORMATION ON    |  DEMANDSTAR.COM,
                                                                          DEMAND, INC.    |        INC.
                                                                       (THE PREDECESSOR)  |   (THE COMPANY)
                                                                       -----------------  |   -------------
                                                                         FOR THE THREE    |   FOR THE THREE
                                                                          MONTHS ENDED    |    MONTHS ENDED
                                                                         MARCH 31, 1999   |   MARCH 31, 2000
                                                                           ---------      |     -----------
                                                                                          |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     |
     Net loss                                                              $(164,778)     |     $(1,484,626)
                                                                                          |
     Adjustments to reconcile net loss to net cash used in                                |
        operating activities-                                                             |
              Depreciation and amortization                                       --      |         109,156
              Compensation from stock transactions                                --      |          19,418
              Changes in operating assets and liabilities-                                |
                  Increase in accounts receivable                             (4,105)     |         (17,090)
                  Increase in prepaid assets                                      --      |        (209,478)
                  Increase in accounts payable and                                        |
                      accrued liabilities                                     80,408      |         253,165
                  Increase in due to affiliate                                    --      |         456,911
                  Increase in deferred revenue                                95,566      |          99,740
                                                                           ---------      |     -----------
                      Net cash provided by (used in) operating                            |
                           activities                                          7,091      |        (772,804)
                                                                           ---------      |     -----------
                                                                                          |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                     |
     Capital expenditures                                                     (3,063)     |         (33,431)
                                                                           ---------      |     -----------
                      Net cash used in investing activities                   (3,063)     |         (33,431)
                                                                           ---------      |     -----------
                                                                                          |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                     |
     Contribution of capital                                                   3,595      |              --
     Proceeds from issuance of Series A preferred stock                           --      |       1,500,000
     Borrowings under note payable                                                --      |         443,115
                                                                           ---------      |     -----------
                      Net cash provided by financing activities                3,595      |       1,943,115
                                                                           ---------      |     -----------
                                                                                          |
NET INCREASE IN CASH                                                           7,623      |       1,136,880
                                                                                          |
CASH, beginning of period                                                     17,564      |         127,733
                                                                           ---------      |     -----------
                                                                                          |
CASH, end of period                                                        $  25,187      |     $ 1,264,613
                                                                           =========      |     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                         |
         Cash paid for interest                                            $      --      |     $        --
                                                                           =========      |     ===========


       The accompanying notes are an integral part of these statements.

                              DEMANDSTAR.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 2000


The financial statements included herein have been prepared by DemandStar.com, Inc. (the "Company" or "DemandStar"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the notes thereto, included in the Company's registration statement on Form S-1, as amended (Registration No. 333-93445).

The unaudited financial statements included herein include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The interim results are not indicative of results for a full year.

Information On Demand, Inc. (the "Predecessor") was formed as a Florida corporation in June 1997 and commenced operations in January 1998. The Predecessor was an S corporation. On June 1, 1999, H.T.E., Inc. ("HTE"), formed a wholly-owned subsidiary, HTE-IOD, Inc., by purchasing 1,250,000 shares for $800,000 and advancing $200,000 of cash. On June 18, 1999, HTE-IOD, Inc. purchased the business and certain net assets of the Predecessor. On August 23, 1999, HTE-IOD, Inc. changed its name to Information On Demand, Inc. and on December 21, 1999, its name was changed to DemandStar.com, Inc. The Company is a provider of Internet-based procurement systems for governmental agencies, which operates primarily in Florida. Businesses that provide goods and services to agencies enrolled in the Company's program are provided the opportunity to register with the Company as registered vendors for an annual fee. The Company operates as a single business unit.

1.    LOSS PER SHARE

The Company's basic and diluted net loss per share are found in the accompanying statement of operations. Basic and diluted per share information are the same as the Company generated a net loss for the period. Options to purchase approximately 2,272,500 shares were outstanding as of March 31, 2000, but were not included in the computation of diluted loss per share because they are antidilutive. Loss per share information for the Predecessor has not been presented as this information is not meaningful given the Predecessor's capital structure.

2.    DUE TO AFFILIATE

Due to affiliate represents amounts owed to HTE in excess of the loan agreement discussed below. This amounts results from timing of payments and was repaid in full on May 11, 2000.

3.    RELATED PARTY TRANSACTIONS

The Predecessor used office space owned by the shareholder for which rent of approximately $2,100 was paid for the three months ended March 31, 1999. This rent charge is included in general and administrative expenses in the accompanying statement of operations of the Predecessor.

HTE charges the Company a management fee for finance, accounting, management and basic processing services based on a percentage of total expenses. The total of these charges was approximately $68,000 for the three months ended March 31, 2000, which is included in general and administrative expenses in the accompanying statement of operations of the Company.

                              DEMANDSTAR.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 2000

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

During 1999 and 2000, the Company borrowed money from HTE to acquire the business and certain net assets of the Predecessor and to fund its operations under an informal lending arrangement. On October 31, 1999, the Company issued an unsecured note in the principal amount of $1,750,000 in favor of HTE (the "Loan"). As of March 31, 2000, borrowings under the Loan totaled $1,750,000, with no available balance. Interest at a rate of eight percent, which totaled approximately $28,700, was charged by HTE during the three months ended March 31, 2000, pursuant to the terms of the Loan. Approximately $56,000 related to accrued interest is included in accounts payable and accrued liabilities in the accompanying balance sheet as of March 31, 2000. Principal and interest due under the Loan are payable in annual installments on each anniversary of the note, with the entire remaining outstanding balance due upon the earlier of the maturity date of the Loan or the date of the effectiveness of a secondary public offering of the Company's common stock yielding gross proceeds of at least $10,000,000.

Scheduled principal reductions of the Loan were as follows as of March 31, 2000:

           OCTOBER 31,                               AMOUNT
           -----------                             -----------
           2000                                    $   200,000
           2001                                        250,000
           2002                                        350,000
           2003                                        450,000
           2004                                        500,000
                                                   -----------
                                                   $ 1,750,000
                                                   -----------

4.    SUBSEQUENT EVENTS

Pursuant to a registration statement on Form S-1 (File No.333-93445), as amended, filed with the Securities and Exchange Commission and which became effective March 27, 2000, the Company's rights offering of its common stock was completed on May 5, 2000. Rights to purchase an aggregate of 6,374,080 shares of common stock were exercised for an aggregate purchase price of $6,374,080. After deducting the estimated total expenses incurred in connection with the offering of $660,000, the Company's net proceeds from the offering were $5,714,080.

                              DEMANDSTAR.COM, INC.

                                 MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended March 31, 2000 and March 31, 1999," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Item depending on a variety of important factors. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's registration statement on Form S-1, as amended (Registration No. 333-93445).

                                                    INFORMATION ON    |  DEMANDSTAR.COM,
                                                      DEMAND, INC.    |        INC.
                                                   (THE PREDECESSOR)  |   (THE COMPANY)
                                                    ----------------  |   -------------
                                                     FOR THE THREE    |   FOR THE THREE
                                                      MONTHS ENDED    |    MONTHS ENDED
                                                     MARCH 31, 1999   |   MARCH 31, 2000
                                                       ---------      |     -----------
REVENUE                                                 100.0%        |       100.0%
OPERATING EXPENSES:                                                   |
     Marketing and advertising                           16.8         |       617.2
     Research and development                           116.7         |        84.7
     General and administrative                         230.7         |      1021.6
     Depreciation and amortization                       --           |       131.7
                                                       ------         |     -------
                  Total operating expenses              364.2         |      1855.2
                                                       ------         |     -------
OPERATING LOSS                                         (264.2)        |     (1755.2)
INTEREST EXPENSE                                         --           |        35.6
                                                       ------         |     -------
LOSS BEFORE INCOME TAX BENEFIT                         (264.2)        |     (1790.8)
INCOME TAX BENEFIT                                       --           |          --
                                                       ------         |     -------
NET LOSS                                               (264.2)%       |     (1790.8)%
                                                       ======         |     =======

Comparison of Three Months Ended March 31, 2000 and 1999

Revenues

Revenues include amounts received from vendors for registration fees and bid document mailings. Total revenues increased by 33% to $82,902 for the three months ended March 31, 2000, from $62,372 for the three months ended March 31, 1999. The increase in revenues is due primarily to the increased marketing effort in late 1999 and 2000 compared to the 1998 and early 1999 focus on research and development.

Operating Expenses

Marketing and advertising expenses. Marketing and advertising expenses increased 4785% to $511,653 for the three months ended March 31, 2000, from $10,474 for the three months ended March 31, 1999. The increase in marketing and advertising expenses primarily resulted from an increased marketing strategy to promote DemandStar.

                              DEMANDSTAR.COM, INC.

                                 MARCH 31, 2000

Research and development expenses. Research and development expenses decreased 4% to $70,251 for the three months ended March 31, 2000, from $72,802 for the three months ended March 31, 1999. In 1998 and early 1999, research and development was focused on product development. During the three months ended March 31, 2000, the focus was on expanding our products' features and improving the stability and scalability of DemandStar's systems to support the growth that is anticipated.

General and administrative expenses. General and administrative expenses, which include the costs of corporate operations, finance and accounting, human resources and other general operations, increased 489% to $846,956 for the three months ended March 31, 2000, from $143,874 for the three months ended March 31, 1999. The increase in general and administrative expenses is directly related to the growth in the volume of revenues and expenses. This growth was necessary to support the general operations and infrastructure of DemandStar.

Depreciation and amortization. Depreciation and amortization of $109,156 resulted from the acquisition of the Predecessor by DemandStar and the purchase of miscellaneous equipment and leasehold improvements during the three months ended March 31, 2000. There were no comparable expenses during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the purchase of the Predecessor by DemandStar in June 1999, the operations were funded primarily through cash generated from operations and capital contributed from the sole shareholder of the Predecessor.

In conjunction with the purchase of the Predecessor, HTE purchased 1,250,000 shares of DemandStar's common stock for $800,000. In the first quarter of 2000, HTE purchased 750,000 shares of Series A preferred stock for $1,500,000. In addition to the stock purchases, HTE also loaned DemandStar $200,000 to purchase the business and specified net assets of the Predecessor and $1,550,000 to fund operations, the terms of which loan were evidenced by a five-year term promissory note payable to HTE and dated October 31, 1999. As of March 31, 2000, the balance under the note was $1,750,000.

With completion of the Company's rights offering of its common stock, which provided gross proceeds of $6,374,080, the Company believes that it has sufficient funds to continue its planned operational, growth and development activities for the remainder of the year 2000. To provide the necessary additional capital to fund such activities of the Company for the next twelve months into the year 2001, the Company intends to complete one or more planned financing transactions in the aggregate minimum amount of approximately $5,000,000. In addition, within the next twelve months, depending upon the condition of the U.S. equity markets for securities of Internet related companies, the Company may elect to proceed with an underwritten registered secondary offering of its securities to raise additional capital. In the longer term, the Company may require additional sources of liquidity, which may include similar financing transactions, to fund future growth and operations. Neither the terms nor completion of such financings can be determined or assured at this time.

Net cash used in operating activities totaled $772,804 for the three months ended March 31, 2000, compared to net cash provided by operating activities of $7,091 for the three months ended March 31, 1999. The net cash used in the 2000 period primarily resulted from the increased operations and loss experienced in 2000.

Net cash used in investing activities, comprised of capital expenditures, totaled $33,431 and $3,063 for the three months ended March 31, 2000 and 1999, respectively. The increase in net cash used in the 2000 period resulted from increased purchases of equipment to expand the infrastructure and prepare for increased operations.

Net cash provided by financing activities totaled $1,943,115 and $3,595 for the three months ended March 31, 2000 and 1999, respectively. The cash provided during 2000 reflects the sale of Series A preferred stock to HTE, along with amounts borrowed under the Loan with HTE. The cash provided during 1999 includes contributions of the sole shareholder of the Predecessor.

                              DEMANDSTAR.COM, INC.

                                 MARCH 31, 2000

YEAR 2000 READINESS

The Year 2000 issue results from computer systems using two digits rather than four to represent the year so that a date using "00" is recognized as the year 1900 rather than the year 2000. In addition, the Year 2000 is a leap year, and some computer programs may not properly provide for February 29, 2000. This situation may disrupt the operation of both our and third party's computer systems.

We did not experience a problem with the Year 2000 rollover and believe that our proprietary software and systems are Year 2000 compliant.

Because our products and services depend significantly on information provided by and transactions conducted with our government clients, our ability to deliver services and transactions properly to our customers depends on these government clients being Year 2000 ready. We cannot assure you that our government clients are Year 2000 ready. If they are not, their information systems may be disrupted and our ability to provide services and transactions curtailed. Our business, results of operations and financial condition would be harmed as a result.

In addition, the software and systems of financial institutions, utility companies, Internet access companies, third-party service providers and others outside of our control may not be Year 2000 ready. If these entities are not Year 2000 ready, a systemic failure beyond our control could result, including a prolonged Internet, telecommunications or general electrical failure. This type of failure would make it difficult or impossible to use the Internet or access our network. If a prolonged failure of this type occurs, our business and financial condition would be harmed. We do not have a contingency plan as such in the event of third party Year 2000 failures. However, we believe we should be able to identify alternative vendors if the need arises.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of March 31, 2000, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b) Not applicable.

(c) In January 2000, the Company issued warrants to HTE and certain of its executive officers and directors to purchase up to 1,000,000 shares of common stock at an exercise price of $2.00 per share. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

                              DEMANDSTAR.COM, INC.

                                 MARCH 31, 2000

In January 2000 and February 2000, the Company issued stock options to current and future officers and employees of the Company to purchase an aggregate of 770,000 and 100,000 shares of common stock, respectively, at an exercise price of $1.00 per share. These issuances were exempt from registration under the Securities Act in reliance of Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

In the first quarter of fiscal 2000, the Company issued to HTE 750,000 shares of Series A preferred stock. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

In February 2000, HTE's board of directors granted, under its Employee Incentive Compensation Plan, 100 shares of the Company's common stock to each of the Company's 36 employees (exclusive of officers and directors) and 106 of HTE's management employees, for an aggregate of 14,200 shares. These securities were issued pursuant to an exemption from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensation benefit plans and contracts relating to compensation in compliance with Rule 701.

No underwriters, brokers or other agents were or will be involved in any of the above described transactions.

(d) The registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission (the "SEC") in connection with the Company's public rights offering (File No. 333-93445), as amended, was declared effective by the SEC on March 27, 2000. The offering period for the rights offering commenced on March 27, 2000 and expired on May 1, 2000, with the offering closing on May 5, 2000. Pursuant to the registration statement, the Company registered 18,811,330 rights to purchase common stock and 18,811,330 shares of common stock, par value $.0001 per share, of the Company for issuance upon exercise of the rights. Each right was exercisable for one share of common stock at an exercise price of $1.00 per share; thus the aggregate offering price was $18,811,330. Upon closing, rights to purchase an aggregate of 4,998,050 registered shares of common stock and an aggregate of 1,376,030 restricted shares of common stock were exercised for an aggregate purchase price of $6,374,080. After deducting the reasonable estimated total expenses incurred in connection with the offering of $660,000, the Company's net proceeds from the offering were $5,714,080.

      Since the completion of the public offering on May 5, 2000, the net offering proceeds have not yet been applied.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 3, 2000, by Written Action of the Shareholders in Lieu of Annual Meeting, Bernard B. Markey and O. F. Ramos were elected to serve as Class I directors of the Company to serve in such capacities until the 2003 Annual Shareholders' meeting. In addition to Messrs. Markey and Ramos, L. A. Gornto, Jr. and Edward Moses are the only other directors of the Company whose terms of office as directors continued to remain in effect after said meeting. The total number of shares entitled to vote at the meeting was 1,250,000, all of which were held by HTE, the sole shareholder at the time of the meeting.

ITEM 5.  OTHER INFORMATION

None.

                              DEMANDSTAR.COM, INC.

                                 MARCH 31, 2000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Except with respect to Exhibit No. 27.1 filed herewith, the following exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-93445), declared effective by the SEC on March 27, 2000.


    NUMBER          NAME
---------------     -----------------------------------------------------------------------------------------------
      3.1           Amended and Restated Articles of Incorporation
      3.2           Amended and Restated By-laws
      4.3           Form of Warrant between the Company and each of HTE, Ramos, Markey, Gornto and Moses
     10.1           1999 Employee Incentive Compensation Plan
     10.2           Amended and Restated Investment and Distribution Agreement
     10.3           Services Agreement between the Company and HTE
     10.4           Tax Sharing and Indemnity Agreement between the Company and HTE
     10.5           Registration Rights Agreement between the Company and HTE
     10.6           Employment Agreement of O. F. Ramos
     10.7           Employment Agreement of Bernard B. Markey
     10.8           Employment Agreement of L.A. Gornto, Jr.
     10.9           Employment Agreement of Edward Jordan
     10.10          Employment Agreement of William Knox North
     10.11          Consulting Agreement between the Company and Edward Moses
     10.12          Consulting Agreement between the Company and Ronald Brown
     10.13          Form of Indemnification Agreement between the Company and each Executive Officer and Director
     10.14          $1,750,000 Promissory Note issued by Information On Demand, Inc. in favor of HTE
     10.15          Agreement for Sale and Purchase of Assets among Information On Demand, Inc., HTE-IOD,  Inc. and
                    Ronald D. Brown
     10.16          Seconded  Amended and Restated  Commitment to Exercise  Rights  between the Company and Messrs.
                    Ramos, Markey, Gornto, Moses, North and Jordan
     10.17          Office Lease between Concord Management,  Ltd., CED Construction Partners,  Ltd. and Associated
                    Housing Development Partners V, Ltd., collectively the Landlord, and HTE, as Tenant
     27.1           Financial Data Schedule (submitted only in electronic format)*


*    Filed herewith.

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000. The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on March 27, 2000.

                              DEMANDSTAR.COM, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                     DEMANDSTAR.COM, INC.

Date:  May 12, 2000

                                     /s/ O. F. Ramos
                                     ------------------------------------------
                                     O. F. Ramos, Chief Executive Officer
                                     and President




                                     /s/ L. A. Gornto, Jr.
                                     ------------------------------------------
                                     L. A. Gornto, Jr., Chief Financial Officer,
                                     Executive Vice President and Secretary

                                 EXHIBIT INDEX


    NUMBER          NAME
---------------     ------------------------------------------------------------------------------------------------
      3.1           Amended and Restated Articles of Incorporation
      3.2           Amended and Restated By-laws
      4.3           Form of Warrant between the Company and each of HTE, Ramos, Markey, Gornto and Moses
     10.1           1999 Employee Incentive Compensation Plan
     10.2           Amended and Restated Investment and Distribution Agreement
     10.3           Services Agreement between the Company and HTE
     10.4           Tax Sharing and Indemnity Agreement between the Company and HTE
     10.5           Registration Rights Agreement between the Company and HTE
     10.6           Employment Agreement of O. F. Ramos
     10.7           Employment Agreement of Bernard B. Markey
     10.8           Employment Agreement of L.A. Gornto, Jr.
     10.9           Employment Agreement of Edward Jordan
     10.10          Employment Agreement of William Knox North
     10.11          Consulting Agreement between the Company and Edward Moses
     10.12          Consulting Agreement between the Company and Ronald Brown
     10.13          Form of Indemnification Agreement between the Company and each Executive Officer and Director
     10.14          $1,750,000 Promissory Note issued by Information On Demand, Inc. in favor of HTE
     10.15          Agreement for Sale and Purchase of Assets among Information On Demand, Inc., HTE-IOD,  Inc. and
                    Ronald D. Brown
     10.16          Seconded  Amended and Restated  Commitment to Exercise  Rights  between the Company and Messrs.
                    Ramos, Markey, Gornto, Moses, North and Jordan
     10.17          Office Lease between Concord Management,  Ltd., CED Construction Partners,  Ltd. and Associated
                    Housing Development Partners V, Ltd., collectively the Landlord, and HTE, as Tenant
     27.1           Financial Data Schedule (submitted only in electronic format)*


* Filed herewith.