Form 10-Q
period 2000-06-30
DEMANDSTAR COM INC
filed 2000-08-14
CIK 1101290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               OR

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ____________ to____________

                          Commission File No: 0-28703

                              DEMANDSTAR.COM, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                            59-3590973
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                             1200 PINE ISLAND ROAD
                                   SUITE 600
                           PLANTATION, FLORIDA 33324
                                 (954) 577-3860

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

                            Yes   X       No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                  OUTSTANDING AS OF AUGUST 7, 2000
                  -----                                  --------------------------------
              Common Stock
       Par value $.0001 per share                                    7,638,480

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DEMANDSTAR.COM, INC.

                                 BALANCE SHEETS

                                                                    DEMANDSTAR.COM, INC.
                                                                        (THE COMPANY)
                                                            -------------------------------------
                                                            DECEMBER 31, 1999     JUNE 30, 2000
                                                            -----------------   -----------------
                                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                        $   127,733         $ 4,723,839
   Accounts receivable                                               8,593              27,857
   Prepaid assets                                                   92,844             452,538
                                                               -----------         -----------
               Total current assets                                229,170           5,204,234
                                                               -----------         -----------
PROPERTY AND EQUIPMENT, net                                        108,855             529,292
                                                               -----------         -----------
OTHER ASSETS:
   Deposits                                                          8,900              26,900
   Customer lists and vendor database, net                         245,268             195,552
   Goodwill, net                                                   719,198             573,415
                                                               -----------         -----------
               Total other assets                                  973,366             795,867
                                                               -----------         -----------
               Total assets                                    $ 1,311,391         $ 6,529,393
                                                               ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                    $   191,558         $   771,817
   Due to HTE                                                            -             205,017
   Current portion of note payable                                 200,000             200,000
   Deferred revenue                                                139,252             425,974
                                                               -----------         -----------
               Total current liabilities                           530,810           1,602,808
                                                               -----------         -----------
NOTE PAYABLE, less current portion                               1,106,885           1,550,000
                                                               -----------         -----------
SHAREHOLDERS' EQUITY:
   Common stock                                                        125                 764
   Preferred stock                                                       -           1,500,000
   Additional paid-in capital                                      812,413           6,698,711
   Accumulated deficit                                          (1,138,842)         (4,822,890)
                                                               -----------         -----------
               Total shareholders' (deficit) equity               (326,304)          3,376,585
                                                               -----------         -----------
               Total liabilities and shareholders'
                 (deficit) equity                              $ 1,311,391         $ 6,529,393
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

                              DEMANDSTAR.COM, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    (THE PREDECESSOR)
                             --------------------------------                             (THE COMPANY)
                             INFORMATION ON    INFORMATION ON   -----------------------------------------------------------------
                              DEMAND, INC.      DEMAND, INC.       HTE-IOD, INC.
                             FOR THE PERIOD    FOR THE PERIOD     FOR THE PERIOD
                                  FROM              FROM               FROM           DEMANDSTAR.COM, INC.   DEMANDSTAR.COM, INC.
                             JANUARY 1, 1999   APRIL 1, 1999       JUNE 1, 1999             FOR THE                FOR THE
                                   TO                TO                 TO             THREE MONTHS ENDED      SIX MONTHS ENDED
                              JUNE 17, 1999    JUNE 17, 1999       JUNE 30, 1999         JUNE 30, 2000          JUNE 30, 2000
                             ---------------   --------------   -------------------   --------------------   --------------------
REVENUE                         $ 132,135        $  69,763           $     97             $   145,695            $   228,596

OPERATING EXPENSES
   Marketing and
     advertising                   15,866            5,392              6,750               1,264,391              1,776,044
   Research and development       136,279           63,477                566                 167,207                237,459
   General and
     administrative               250,349          106,475             17,742                 771,498              1,618,452
   Depreciation and
     amortization                      --               --                 --                 121,368                230,523
                                ---------        ---------           --------             -----------            -----------
       Total operating
        expenses                  402,494          175,344             25,058               2,324,464              3,862,478
                                ---------        ---------           --------             -----------            -----------
OPERATING LOSS                   (270,359)        (105,581)           (24,961)             (2,178,769)            (3,633,882)
INTEREST EXPENSE, net                  --               --                 --                  20,653                 50,166
                                ---------        ---------           --------             -----------            -----------
LOSS BEFORE INCOME TAX
 BENEFIT                         (270,359)        (105,581)           (24,961)             (2,199,422)            (3,684,048)
INCOME TAX BENEFIT                     --               --                 --                      --                     --
                                ---------        ---------           --------             -----------            -----------
NET LOSS                        $(270,359)       $(105,581)          $(24,961)            $(2,199,422)           $(3,684,048)
                                =========        =========           ========             ===========            ===========
BASIC AND DILUTED LOSS PER
 COMMON SHARE                                                                             $     (0.40)           $     (1.08)
                                                                                          ===========            ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                                  5,537,135              3,398,315
                                                                                          ===========            ===========

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

                              DEMANDSTAR.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     (THE
                                                 PREDECESSOR)
                                                --------------
                                                INFORMATION ON
                                                 DEMAND, INC.                  (THE COMPANY)
                                                FOR THE PERIOD   ------------------------------------------
                                                     FROM           HTE-IOD, INC.
                                                  JANUARY 1,     FOR THE PERIOD FROM   DEMANDSTAR.COM, INC.
                                                   1999 TO         JUNE 1, 1999 TO      FOR THE SIX MONTHS
                                                JUNE 17, 1999       JUNE 30, 1999      ENDED JUNE 30, 2000
                                                --------------   -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income loss                                 $(270,359)         $   (24,961)          $(3,684,048)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
    Depreciation and amortization                        --                   --               230,524
    Compensation from stock transactions                 --                   --                26,842
    Changes in operating assets and
      liabilities-
      Increase in accounts receivable                (2,663)                  --               (19,264)
      Increase in prepaid assets                         --                   --              (359,694)
      Increase in deposits                               --                   --               (18,000)
      Increase in accounts payable and accrued
         liabilities                                146,634               25,058               580,259
      Increase in due to HTE                             --              200,000               205,017
      Increase in deferred revenue                   66,232                4,763               286,722
                                                  ---------          -----------           -----------
         Net cash (used in) provided by
           operating activities                     (60,156)             204,860            (2,751,642)
                                                  ---------          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition                              --           (1,000,000)                   --
  Capital expenditures                               (3,064)                  --              (455,462)
                                                  ---------          -----------           -----------
         Net cash used in investing activities       (3,064)          (1,000,000)             (455,462)
                                                  ---------          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions of capital                           50,441                   --                    --
  Proceeds from issuance of common stock, net
    of offering costs                                    --              800,000             5,860,095
  Proceeds from issuance of Series A preferred
    stock                                                --                   --             1,500,000
  Borrowings under note payable                          --                   --               443,115
                                                  ---------          -----------           -----------
         Net cash provided by financing
           activities                                50,441              800,000             7,803,210
                                                  ---------          -----------           -----------
NET (DECREASE) INCREASE IN CASH                     (12,779)               4,860             4,596,106
CASH, beginning of period                            17,564                   --               127,733
                                                  ---------          -----------           -----------
CASH, end of period                               $   4,785          $     4,860           $ 4,723,839
                                                  =========          ===========           ===========

        The accompanying notes are an integral part of these statements.

                              DEMANDSTAR.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 2000

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

Information On Demand, Inc. (the "Predecessor") was formed as a Florida corporation in June 1997 and commenced operations in January 1998. The Predecessor was an S corporation. On June 1, 1999, H.T.E., Inc. ("HTE"), formed a wholly-owned subsidiary, HTE-IOD, Inc., by purchasing 1,250,000 shares for $800,000 and advancing $200,000 of cash. On June 18, 1999, HTE-IOD, Inc. purchased the business and certain net assets of the Predecessor. On August 23, 1999, HTE-IOD, Inc. changed its name to Information On Demand, Inc. and on December 21, 1999, its name was changed to DemandStar.com, Inc. The registration statement on Form S-1 filed by the Securities and Exchange Commission (the "SEC") in connection with the Company's public rights offering (File No. 333-93445), as amended, was declared effective by the SEC on March 27, 2000 and expired on May 1, 2000. The offering period for the rights offering commenced on March 27, 2000 and expired on May 1, 2000, with the offering closing May 5, 2000. Each right was exercisable for one share of common stock at an exercise price of $1.00 per share. Upon closing, rights to purchase an aggregate of 4,998,050 registered shares of common stock and an aggregate of 1,376,030 restricted shares of common stock were exercised for an aggregate purchase price of $6,374,080. After deducting reasonable estimated total expenses incurred in connection with the offering of $513,985, the Company's net proceeds from the offering were $5,860,095.

The Company is a provider of Internet based procurement systems for business to government eCommerce over the Internet. The Company's electronic marketplace enables governmental agencies to purchase goods and services more efficiently and makes it easier for commercial vendors to do business with government agencies. Membership in the Company's Internet-based procurement network is provided free to governmental agencies that enter into an agreement to distribute all of their formal bids and request for proposals through the Internet site. Businesses pay an annual subscription fee per county to be registered vendors in the Company's procurement network.

1.  LOSS PER SHARE

The Company's basic and diluted net loss per share are found in the accompanying statement of operations. Basic and diluted per share information are the same as the Company generated a net loss for the period. Options to purchase approximately 3,077,500 shares were outstanding as of June 30, 2000, but were not included in the computation of diluted loss per share because they are antidilutive. Loss per share information for the Predecessor has not been presented as this information is not meaningful given the Predecessor's capital structure.

2.  DUE TO HTE

Due to HTE represents amounts owed to HTE in excess of the loan agreement discussed below. This amount results from timing of payments and was repaid in full on July 24, 2000. HTE charged the Company a management fee for finance, accounting, management and basic processing services based on a percentage of total expenses for the first quarter and actual hours incurred for the second quarter. The total of these charges was approximately $68,000 and $6,500 for the three months ended March 31, 2000 and June 30, 2000 respectively, which are included in general and administrative expenses in the accompanying statement of operations of the Company.

3.  RELATED PARTY TRANSACTIONS

The Predecessor used office space owned by the shareholder for which rent of approximately $4,200 was paid for the period January 1, 1999 to June 17, 1999. This rent charge is included in general and administrative expenses in the accompanying statement of operations of the Predecessor.

4.  NOTE PAYABLE

During 1999 and 2000, the Company borrowed money from HTE to acquire the business and certain net assets of the Predecessor and to fund its operations. On October 31, 1999, the Company issued an unsecured note in the principal amount of $1,750,000 in favor of HTE (the "Loan"). As of June 30, 2000, borrowings under the Loan totaled $1,750,000, with no available balance. Interest at a rate of eight percent, which totaled approximately $63,700, was charged by HTE during the three months ended June 30, 2000, pursuant to the terms of the Loan. Approximately $91,000 related to accrued interest is included in accounts payable and accrued liabilities in the accompanying balance sheet as of June 30, 2000. Principal and interest due under the Loan are payable in annual installments on each anniversary of the note, with the entire remaining outstanding balance due upon the earlier of the maturity date of the Loan or the date of the effectiveness of a secondary public offering of the Company's common stock yielding gross proceeds of at least $10,000,000.

Scheduled principal reductions of the Loan were as follows as of June 30, 2000:

           OCTOBER 31,                 AMOUNT
           -----------             --------------
2000                                 $  200,000
2001                                    250,000
2002                                    350,000
2003                                    450,000
2004                                    500,000
                                     ----------
                                     $1,750,000
                                     ==========

5.  INCOME TAXES

The Predecessor elected to be taxed as an S corporation for both federal and state income tax reporting purposes. Accordingly, the losses related to periods presented for the Predecessor are includable in the personal income tax returns of the Predecessor's shareholder. The operating results of the Company are included in the consolidated federal and state income tax returns of HTE. The Company's income tax provision is computed as if it were filing separate federal and state tax returns. The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. Changes in tax laws or rates will be recognized in the future years in which they occur.

Due to uncertainties regarding the Company's ability to realize the benefits of its deferred tax assets through future operations, a valuation allowance has been established that completely offsets the net operating loss as of June 30, 2000.

                              DEMANDSTAR.COM, INC.

                                 JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three and Six Months Ended June 30, 2000 and June 17, 1999," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Item depending on a variety of important factors. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's registration statement on Form S-1, as amended (Registration No. 333-93445).

                                     (THE PREDECESSOR)
                           -------------------------------------                           (THE COMPANY)
                             INFORMATION ON      INFORMATION ON    --------------------------------------------------------------
                              DEMAND, INC.        DEMAND, INC.      HTE-IOD, INC.
                                FOR THE             FOR THE            FOR THE        DEMANDSTAR.COM, INC.   DEMANDSTAR.COM, INC.
                              PERIOD FROM         PERIOD FROM        PERIOD FROM         FOR THE THREE           FOR THE SIX
                           JANUARY 1, 1999 TO   APRIL 1, 1999 TO   JUNE 1, 1999 TO        MONTHS ENDED           MONTHS ENDED
                             JUNE 17, 1999       JUNE 17, 1999      JUNE 30, 1999        JUNE 30, 2000          JUNE 30, 2000
                           ------------------   ----------------   ----------------   --------------------   --------------------
REVENUE                            100%                100%                100%                100%                   100%
OPERATING EXPENSES
  Marketing and
    advertising                     12                   8                6959                 868                    777
  Research and
    development                    103                  91                 584                 115                    104
  General and
    administrative                 189                 153               18291                 530                    708
  Depreciation and
    amortization                     0                   0                   0                  83                    101
                                  ----                ----              ------               -----                  -----
        Total operating
          expenses                 304                 252               25834                1596                   1690
                                  ----                ----              ------               -----                  -----
OPERATING LOSS                    (204)               (152)             (25734)              (1496)                 (1590)
INTEREST EXPENSE, net                0                   0                   0                  14                     22
                                  ----                ----              ------               -----                  -----
LOSS BEFORE INCOME TAX
  BENEFIT                         (204)               (152)             (25734)              (1510)                 (1612)
INCOME TAX BENEFIT                   0                   0                   0                   0                      0
                                  ----                ----              ------               -----                  -----
NET LOSS                          (204)%              (152)%            (25734)%             (1510)%                (1612)%
                                  ====                ====              ======               =====                  =====

Comparison of Three Months Ended June 30, 2000 and the period from April 1, 1999 to June 17, 1999

Revenues

Revenues include amounts received from vendors for registration fees and bid document mailings. Total revenues increased by 109% to $145,695 for the three months ended June 30, 2000, from $69,763 for the period April 1, 1999 to June 17, 1999. The increase in revenues is due primarily to the increased marketing effort in late 1999 and 2000 compared to the early and mid-1999 focus on research and development.

Operating Expenses

Marketing and advertising expenses. Marketing and advertising expenses increased 23349% to $1,264,391 for the three months ended June 30, 2000, from $5,392 for the period April 1, 1999 to June 17, 1999. The increase in marketing and advertising expenses primarily resulted from an increased marketing strategy to promote DemandStar.

                              DEMANDSTAR.COM, INC.

                                 JUNE 30, 2000

Research and development expenses. Research and development expenses increased 163% to $167,207 for the three month period ended June 30, 2000, from $63,477 for the period April 1, 1999 to June 17, 1999. In early and mid-1999, the Company was focused on product development. During the three months ended June 30, 2000, the focus was on expanding our products' features and improving the stability and scalability of DemandStar's systems to support the growth that is anticipated.

General and administrative expenses. General and administrative expenses, which include the costs of corporate operations, finance and accounting, human resources and other general operations, increased 625% to $771,498 for the three months ended June 30, 2000, from $106,475 for the period April 1, 1999 to June 17, 1999. The increase in general and administrative expenses is necessary to support the growth in operations and infrastructure of DemandStar.

Depreciation and amortization. Depreciation and amortization of $121,368 resulted from the acquisition of the Predecessor by DemandStar and the purchase of miscellaneous equipment and leasehold improvements during the three months ended June 30, 2000. There were no comparable expenses for the period April 1, 1999 to June 17, 1999.

Interest expense, net. Net interest expense consists of interest income of $14,348, which resulted primarily from the investment of the net proceeds from the rights offering, and interest expense of $35,001 relates to the loan with HTE. There were no comparable expenses for the period April 1, 1999 to June 17, 1999.

Comparison of the Six Months Ended June 30, 2000 and the period from January 1, 1999 to June 17, 1999

Revenues

Revenues include amounts received from vendors for registration fees and bid document mailings. Total revenues increased by 73% to $228,596 for the six months ended June 30, 2000, from $132,135 for the period January 1, 1999 to June 17, 1999. The increase in revenues is due primarily to the increased marketing effort in late 1999 and 2000 compared to the early and mid-1999 focus on research and development.

Operating Expenses

Marketing and advertising expenses. Marketing and advertising expenses increased 11094% to $1,776,044 for the six months ended June 30, 2000, from $15,866 for the period January 1, 1999 to June 17, 1999. The increase in marketing and advertising expenses primarily resulted from an increased marketing strategy to promote DemandStar.

Research and development expenses. Research and development expenses increased 74% to $237,459 for the six month period ended June 30, 2000, from $136,279 for the period January 1, 1999 to June 17, 1999. In early and mid-1999, the Company was focused on product development. During the six months ended June 30, 2000, the focus was on expanding our products' features and improving the stability and scalability of DemandStar's systems to support the growth that is anticipated.

General and administrative expenses. General and administrative expenses, which include the costs of corporate operations, finance and accounting, human resources and other general operations, increased 546% to $1,618,452 for the six months ended June 30, 2000, from $250,349 for the period January 1, 1999 to June 17, 1999. The increase in general and administrative expenses is directly related to the growth in the volume of revenues and expenses. This growth was necessary to support the general operations and infrastructure of DemandStar.

Depreciation and amortization. Depreciation and amortization of $230,523 resulted from the acquisition of the Predecessor by DemandStar and the purchase of miscellaneous equipment and leasehold improvements during the six months ended June 30, 2000. There were no comparable expenses for the period January 1, 1999 to June 17, 1999.

                              DEMANDSTAR.COM, INC.

                                 JUNE 30, 2000

Interest expense, net. Net interest expense consists of interest income of $14,348 which resulted primarily from the investment of the net proceeds from the rights offering, and interest expense of $64,514 which relates to the loan with HTE. There were no comparable expenses for the period January 1, 1999 to June 17, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the purchase of the Predecessor by DemandStar in June 1999, the operations were funded primarily through cash generated from operations and capital contributed from the sole shareholder of the Predecessor.

In conjunction with the purchase of the Predecessor, HTE purchased 1,250,000 shares of DemandStar's common stock for $800,000. In the first quarter of 2000, HTE purchased 750,000 shares of Series A preferred stock for $1,500,000. In addition to the stock purchases, HTE also loaned DemandStar $200,000 to purchase the business and specified net assets of the Predecessor and $1,550,000 to fund operations, the terms of which loan were evidenced by a five-year term promissory note payable to HTE and dated October 31, 1999. As of June 30, 2000, the balance under the note was $1,750,000.

With completion of the Company's rights offering of its common stock, which provided gross proceeds of $6,374,080, the Company believes that it has sufficient funds to continue its planned operational, growth and development activities for the remainder of the year 2000. In addition, based on current operating projections for the year 2000, the Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least 12 months. However, the Company may seek additional sources of funds through debt financing or an equity offering to increase its cash reserves and to fund additional projects not reflected in its current operating projections. In the event the Company's operating projections do not materialize, and the Company is not successful in obtaining additional funds, the Company will be required to reduce or cut back its operations.

Net cash used in operating activities totaled $2,751,642 for the six months ended June 30, 2000, compared to net cash provided used in operating activities of $60,156 for the period January 1, 1999 to June 17, 1999. The increase in net cash used in the 2000 period primarily resulted from the increased operations and loss experienced in 2000.

Net cash used in investing activities, comprised of capital expenditures, totaled $455,462 for the six months ended June 30, 2000 and $3,064 for the period January 1, 1999 to June 17, 1999. The increase in net cash used in the 2000 period resulted from increased purchases of equipment to expand the infrastructure and prepare for increased operations.

Net cash provided by financing activities totaled $7,803,210 for the six months ended June 30, 2000 and $50,441 for the period January 1, 1999 to June 17, 1999. The cash provided during 2000 reflects the sale of common stock through the Company's rights offering, the sale of Series A preferred stock to HTE and amounts borrowed under the Loan with HTE. The cash provided during 1999 includes contributions of the sole shareholder of the Predecessor.

YEAR 2000 COMPLIANCE

Prior to January 1, 2000, there was considerable concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports today, however, are that computer systems and software programs are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. The Company is a provider of Internet-based procurement systems for governmental agencies. As of the date of this Report, the Company has not experienced any significant disruption in its services as a result of any failure of any of its systems to function properly as of January 1, 2000 or February 29, 2000. The Company also has not experienced any Year 2000 failures related to any of its vendors, suppliers or government clients.

                              DEMANDSTAR.COM, INC.

                                 JUNE 30, 2000

Based on present trends, the Company does not expect to incur any significant costs in 2000 related to Year 2000 activities. Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not, in the future, adequately identify equipment or systems that are not Year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of June 30, 2000, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d) The registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission (the "SEC") in connection with the Company's public rights offering (File No. 333-93445), as amended was declared effective by the SEC on March 27, 2000. Since the completion of the public offering on May 5, 2000, the Company used the net proceeds for working capital purposes, capital expenditures and investments which totaled $747,900, $121,305 and $4,990,890 respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

                              DEMANDSTAR.COM, INC.

                                 JUNE 30, 2000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

NUMBER                                  NAME
---------   ------------------------------------------------------------
  10.1      Office Lease between Talcott Realty I, Limited Partnership
            (Landlord), MedPartners Acquisition Corporation (Tenant) and
            DemandStar.Com, Inc. (Subtenant)
  27.1      Financial Data Schedule (submitted only in electronic
            format)

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                              DEMANDSTAR.COM, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DEMANDSTAR.COM, INC.

Date: August 11, 2000
                                                       /s/ O. F. RAMOS
                                             -----------------------------------
                                             O. F. Ramos, Chief Executive
                                             Officer
                                             and President

                                                   /s/ GERTRUDE J. SULZER
                                             -----------------------------------
                                             Gertrude J. Sulzer., Controller and
                                             Chief
                                             Accounting Officer

                                 EXHIBIT INDEX

NUMBER                                  NAME
---------   ------------------------------------------------------------
  10.1      Office Lease between Talcott Realty I, Limited Partnership
            (Landlord), MedPartners Acquisition Corporation (Tenant) and
             DemandStar.Com, Inc. (Subtenant)
  27.1      Financial Data Schedule (submitted only in electronic
             format)