Form 10-Q
period 2000-09-30
DEMANDSTAR COM INC
filed 2000-11-14
CIK 1101290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ____________ to____________

                           Commission File No: 0-28703


                              DEMANDSTAR.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                        59-3590973
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)

INCORPORATION OR ORGANIZATION)

                           1200 SOUTH PINE ISLAND ROAD
                                    SUITE 600
                            PLANTATION, FLORIDA 33324
                                 (954) 577-6500
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                             OUTSTANDING AS OF NOVEMBER  7, 2000
--------------------------                   -----------------------------------
       Common Stock
Par value $.0001 per share                                7,638,480

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DEMANDSTAR.COM, INC.

                                 BALANCE SHEETS


                                                               DEMANDSTAR.COM, INC.
                                                                  (THE COMPANY)
                                                     ------------------------------------------
                                                     DECEMBER 31, 1999      SEPTEMBER  30, 2000
                                                     -----------------      -------------------
                                                                                (unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                 $   127,733             $ 1,899,195
   Accounts receivable                                        8,593                  18,803
   Prepaid assets                                            92,844                 368,791
                                                        -----------             -----------
               Total current assets                         229,170               2,286,789
                                                        -----------             -----------
PROPERTY AND EQUIPMENT, net                                 108,855                 867,945
                                                        -----------             -----------
OTHER ASSETS:
   Deposits                                                   8,900                   8,900
   Customer lists and vendor database, net                  245,268                 170,693
   Goodwill, net                                            719,198                 500,523
                                                        -----------             -----------
               Total other assets                           973,366                 680,116
                                                        -----------             -----------
               Total assets                             $ 1,311,391             $ 3,834,850
                                                        ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities             $   191,558             $   951,905
   Due to HTE                                                    --                  10,401
   Current portion of note payable                          200,000                 200,000
   Deferred revenue                                         139,252                 523,454
                                                        -----------             -----------
               Total current liabilities                    530,810               1,685,760
                                                        -----------             -----------
NOTE PAYABLE, less current portion                        1,106,885               1,550,000
                                                        -----------             -----------
SHAREHOLDERS' EQUITY:
   Common stock                                                 125                     764
   Preferred stock                                               --               1,500,000
   Additional paid-in capital                               812,413               6,595,701
   Accumulated deficit                                   (1,138,842)             (7,497,375)
                                                        -----------             -----------
               Total shareholders' (deficit) equity        (326,304)                599,090
                                                        -----------             -----------
               Total liabilities and shareholders'
                 (deficit) equity                       $ 1,311,391             $ 3,834,850
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

                              DEMANDSTAR.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         (THE
                                      PREDECESSOR)                                      (THE COMPANY)
                                      ------------       -------------------------------------------------------------------------
                                      INFORMATION
                                          ON             INFORMATION        INFORMATION
                                      DEMAND, INC.           ON                 ON            DEMANDSTAR.COM,       DEMANDSTAR.COM,
                                        FOR THE          DEMAND, INC.       DEMAND, INC.           INC.                   INC.
                                      PERIOD FROM          FOR THE            FOR THE            FOR THE                FOR THE
                                       JANUARY 1,        THREE MONTHS       PERIOD FROM        THREE MONTHS           NINE MONTHS
                                          1999             MONTHS           JUNE 1, 1999          MONTHS                MONTHS
                                           TO               ENDED               TO                 ENDED                 ENDED
                                        JUNE 17,         SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,
                                          1999               1999              1999                2000                  2000
                                      -----------        -------------     -------------      --------------        --------------
REVENUE                                $ 132,135          $  92,794          $  92,891          $   206,883          $   435,480

OPERATING EXPENSES
   Marketing and
     advertising                          15,866            101,138            107,888            1,481,740            3,257,784
   Research and development              136,279             55,043             55,609              211,930              449,388
   General and
     administrative                      250,349            159,935            177,677            1,102,283            2,720,737
   Depreciation and
     amortization                             --            110,783            110,783              129,472              359,996
                                       ---------          ---------          ---------          -----------          -----------
       Total operating
        expenses                         402,494            426,899            451,957            2,925,425            6,787,905
                                       ---------          ---------          ---------          -----------          -----------
OPERATING LOSS                          (270,359)          (334,105)          (359,066)          (2,718,542)          (6,352,425)
INTEREST INCOME (EXPENSE), net                --            (10,900)           (10,900)              44,057               (6,108)
                                       ---------          ---------          ---------          -----------          -----------
LOSS BEFORE INCOME TAX
 BENEFIT                                (270,359)          (345,005)          (369,966)          (2,674,485)          (6,358,533)
INCOME TAX BENEFIT                            --                 --                 --                   --                   --
                                       ---------          ---------          ---------          -----------          -----------
NET LOSS                               $(270,359)         $(345,005)         $(369,966)         $(2,674,485)         $(6,358,533)
                                       =========          =========          =========          ===========          ===========
BASIC AND DILUTED LOSS PER
 COMMON SHARE                                                                                   $     (0.35)         $     (1.31)
                                                                                                ===========          ===========
WEIGHTED AVERAGE NUMBER  OF
 COMMON SHARES OUTSTANDING                                                                        7,638,480            4,845,283
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

                              DEMANDSTAR.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            (THE
                                                        PREDECESSOR)
                                                       ---------------
                                                       INFORMATION ON                                (THE COMPANY)
                                                        DEMAND, INC.            --------------------------------------------------
                                                       FOR THE PERIOD             INFORMATION ON
                                                            FROM                   DEMAND, INC.
                                                          JANUARY 1,            FOR THE PERIOD FROM         DEMANDSTAR.COM, INC.
                                                           1999 TO                JUNE 1, 1999 TO           FOR THE NINE MONTHS
                                                        JUNE 17, 1999           SEPTEMBER  30, 1999       ENDED SEPTEMBER 30, 2000
                                                       ---------------          -------------------       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(270,359)                $  (369,966)                $(6,358,533)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
    Depreciation and amortization                                 --                     110,783                     359,996
    Compensation from stock transactions                          --                          --                      34,266
    Changes in operating assets and
      liabilities-
      Increase in accounts receivable                         (2,663)                    (22,240)                    (10,210)
      Increase in prepaid assets                                  --                          --                    (275,947)
      Increase in accounts payable and accrued
         liabilities                                         146,634                     144,856                     760,347
      Increase in due to HTE                                      --                     486,321                      10,401
      Increase (decrease) in deferred revenue                 66,232                     (66,484)                    384,202
                                                           ---------                 -----------                 -----------
         Net cash (used in) provided by
           operating activities                              (60,156)                    283,270                  (5,095,476)
                                                           ---------                 -----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition                                       --                  (1,000,000)                         --
  Capital expenditures                                        (3,064)                    (79,103)                   (825,838)
                                                           ---------                 -----------                 -----------
         Net cash used in investing activities                (3,064)                 (1,079,103)                   (825,838)
                                                           ---------                 -----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions of capital                                    50,441                          --                          --
  Proceeds from issuance of common stock, net
    of offering costs                                             --                     800,000                   5,749,661
  Proceeds from issuance of Series A preferred
    stock                                                         --                          --                   1,500,000
  Borrowings under note payable                                   --                          --                     443,115
                                                           ---------                 -----------                 -----------
         Net cash provided by financing
           activities                                         50,441                     800,000                   7,692,776
                                                           ---------                 -----------                 -----------
NET (DECREASE) INCREASE IN CASH                              (12,779)                      4,167                   1,771,462
CASH, beginning of period                                     17,564                          --                     127,733
                                                           ---------                 -----------                 -----------
CASH, end of period                                        $   4,785                 $     4,167                 $ 1,899,195
                                                           =========                 ===========                 ===========

        The accompanying notes are an integral part of these statements.

                              DEMANDSTAR.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 2000

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

Information On Demand, Inc. (the "Predecessor") was formed as a Florida corporation in June 1997 and commenced operations in January 1998. The Predecessor was an S corporation. On June 1, 1999, H.T.E., Inc. ("HTE"), formed a wholly-owned subsidiary, HTE-IOD, Inc., by purchasing 1,250,000 shares for $800,000 and advancing $200,000 of cash. On June 18, 1999, HTE-IOD, Inc. purchased the business and certain net assets of the Predecessor. On August 23, 1999, HTE-IOD, Inc. changed its name to Information On Demand, Inc. and on December 21, 1999, its name was changed to DemandStar.com, Inc. The registration statement on Form S-1 filed by the Securities and Exchange Commission (the "SEC") in connection with the Company's public rights offering (File No. 333-93445), as amended, was declared effective by the SEC on March 27, 2000 and expired on May 1, 2000. The offering period for the rights offering commenced on March 27, 2000 and expired on May 1, 2000, with the offering closing May 5, 2000. Each right was exercisable for one share of common stock at an exercise price of $1.00 per share. Upon closing, rights to purchase an aggregate of 4,998,050 registered shares of common stock and an aggregate of 1,376,030 restricted shares of common stock were exercised for an aggregate purchase price of $6,374,080. After deducting reasonable estimated total expenses incurred in connection with the offering of $624,419, the Company's net proceeds from the offering were $5,749,661.

The Company is a provider of Internet based procurement systems for business to government eCommerce over the Internet. The Company's electronic marketplace enables governmental agencies to purchase goods and services more efficiently and makes it easier for commercial vendors to do business with government agencies. Membership in the Company's Internet-based procurement network is provided free to governmental agencies that enter into an agreement to distribute all of their formal bids and request for proposals through the Internet site. Businesses pay an annual subscription fee to be registered vendors in the Company's procurement network.

1.  LOSS PER SHARE

The Company's basic and diluted net loss per share are found in the accompanying statement of operations. Basic and diluted per share information are the same as the Company generated a net loss for the period. Options to purchase approximately 3,381,700 shares were outstanding as of September 30, 2000, but were not included in the computation of diluted loss per share because they are antidilutive. Loss per share information for the Predecessor has not been presented as this information is not meaningful given the Predecessor's capital structure.

2.  DUE TO HTE

Due to HTE represents amounts owed to HTE in excess of the loan agreement discussed below. This amount results from timing of payments. HTE charged the Company a management fee for finance, accounting, management and basic processing services based on a percentage of total expenses for the first quarter and actual hours incurred thereafter. The total of these charges was approximately $74,500 for the nine months ended September 30, 2000, which are included in general and administrative expenses in the accompanying statement of operations of the Company. The amount owed to HTE as of September 30, 2000 is $10,401.

3.  RELATED PARTY TRANSACTIONS

The Predecessor used office space owned by the shareholder for which rent of approximately $4,200 was paid for the period January 1, 1999 to June 17, 1999. This rent charge is included in general and administrative expenses in the accompanying statement of operations of the Predecessor.

4.  NOTE PAYABLE

During 1999 and 2000, the Company borrowed money from HTE to acquire the business and certain net assets of the Predecessor and to fund its operations. On October 31, 1999, the Company issued an unsecured note in the principal amount of $1,750,000 in favor of HTE (the "Loan"). As of September 30, 2000, borrowings under the Loan totaled $1,750,000, with no available balance. Interest at a rate of eight percent, which totaled approximately $107,500, was charged by HTE during the nine months ended September 30, 2000, pursuant to the terms of the Loan. Approximately $134,800 related to accrued interest is included in accounts payable and accrued liabilities in the accompanying balance sheet as of September 30, 2000. Principal and interest due under the Loan are payable in annual installments on each anniversary of the note, with the entire remaining outstanding balance due upon the earlier of the maturity date of the Loan or the date of the effectiveness of a secondary public offering of the Company's common stock yielding gross proceeds of at least $10,000,000. On October 31, 2000, the repayment terms of the unsecured note were modified, as more fully described in the subsequent events disclosure in Note 6.

In accordance with the modification agreement scheduled principal reductions of the Loan will be as follows as of September 30, 2000:

                 OCTOBER 31,                      AMOUNT
                 -----------                   -----------
                     2001                      $   450,000
                     2002                          350,000
                     2003                          450,000
                     2004                          500,000
                                               -----------
                                               $ 1,750,000
                                               ===========

5.  INCOME TAXES

The Predecessor elected to be taxed as an S corporation for both federal and state income tax reporting purposes. Accordingly, the losses related to periods presented for the Predecessor are includable in the personal income tax returns of the Predecessor's shareholder. The operating results of the Company were included in the consolidated federal and state income tax returns of HTE prior to May 1, 2000. The Company's income tax provision is computed as if it were filing separate federal and state tax returns. The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. Changes in tax laws or rates will be recognized in the future years in which they occur.

Due to uncertainties regarding the Company's ability to realize the benefits of its deferred tax assets through future operations, a valuation allowance has been established that completely offsets the net operating loss as of September 30, 2000.

6.  SUBSEQUENT EVENTS

On October 31, 2000, a modification agreement to the $1,750,000 unsecured note in favor of HTE (the "Loan") was entered into between the Company and HTE. Effective November 1, 2000, the modified payment terms include (i) an increase in the interest rate from eight percent to ten percent, (ii) the deferral of the October 31, 2000 payment of principal and interest to October 31, 2001 and (iii) a one -time modification fee of $10,000 payable January 15, 2001. In exchange for the modifications agreed to by HTE, in the event that, prior to October 31, 2001, the Company issues a new equity security in a third- party transaction in which equity capital in excess of $3,000,000 is raised, the Company agrees to issue HTE within thirty days of third-party financing, in full and complete satisfaction of the October 31, 2000 note payment, that amount of such new equity security which is equivalent in " fair market value" to the amounts due on the October 31, 2000 note payment, taking into account the interest increase provided for in the modification agreement. For purposes thereof, "fair market value" shall mean the face value of such new security issued in the third party financing. In the event the Company does not issue a new equity security as a result of third party financing prior to October 31, 2001, the deferred note payment plus all additional accrued interest due as a result of the deferral shall be paid in cash on October 31, 2001, in addition to the normal scheduled principal and interest payment.

                              DEMANDSTAR.COM, INC.

                               SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended September 30, 2000 and 1999" and "Comparison of the Nine Months Ended September 30, 2000 and the Period from June 1, 1999 to September 30, 1999," and "Liquidity and Capital Resources." These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Item depending on a variety of important factors. A comprehensive summary of these and other risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's registration statement on Form S-1, as amended (Registration No. 333-93445).


                         (THE PREDECESSOR)                                     (THE COMPANY)
                        -------------------   -------------------------------------------------------------------------------------
                           INFORMATION ON      INFORMATION ON       INFORMATION ON
                             DEMAND, INC.        DEMAND, INC.         DEMAND, INC.       DEMANDSTAR.COM, INC.  DEMANDSTAR.COM, INC.
                        FOR THE PERIOD FROM     FOR THE THREE        FOR THE PERIOD          FOR THE THREE         FOR THE NINE
                        JANUARY 1, 1999 TO       MONTHS ENDED     FROM JUNE 1, 1999 TO       MONTHS ENDED          MONTHS ENDED
                           JUNE 17, 1999      SEPTEMBER 30, 1999   SEPTEMBER 30, 1999     SEPTEMBER 30, 2000    SEPTEMBER  30, 2000
                        -------------------   ------------------  --------------------   -------------------   --------------------
REVENUE                         100 %                 100 %               100 %                  100 %                  100%
OPERATING EXPENSES
  Marketing and
    advertising                  12                   109                 116                    716                   748
  Research and
    development                 103                    59                  60                    102                   103
  General and
    administrative              190                   173                 191                    533                   625
  Depreciation and
    amortization                  0                   119                 119                     63                    83
                               ----                  ----                ----                  -----                 -----
        Total operating
          expenses              305                   460                 486                   1414                  1559
                               ----                  ----                ----                  -----                 -----
OPERATING LOSS                 (205)                 (360)               (386)                 (1314)                (1459)
INTEREST INCOME                   0                   (12)                (12)                    21                    (1)
                               ----                  ----                ----                  -----                 -----
(EXPENSE), net
LOSS BEFORE INCOME TAX
  BENEFIT                      (205)                 (372)               (398)                 (1293)                (1460)
INCOME TAX BENEFIT                0                     0                   0                      0                     0
                               ----                  ----                ----                  -----                 -----
NET LOSS                       (205)%                (372)%              (398)%                (1293)%               (1460)%
                               ====                  ====                ====                  =====                 =====

Comparison of Three Months Ended September 30, 2000 and 1999

Revenues

Revenues include amounts received from vendors for registration fees and bid document mailings. Total revenues increased by 123% to $206,883 for the three months ended September 30, 2000, from $92,794 for the three months ended September 30, 1999. The increase in revenues is due primarily to the increased marketing effort in 2000.

Operating Expenses

Marketing and advertising expenses. Marketing and advertising expenses increased 1365% to $1,481,740 for the three months ended September 30, 2000, from $101,138 for the three months ended September 30, 1999. The increase in marketing and advertising expenses primarily resulted from an increased marketing strategy to promote DemandStar.

Research and development expenses. Research and development expenses increased 285% to $211,930 for the three months ended September 30, 2000, from $55,043 for the three months ended September 30, 1999. During 1999, the Company was focused on product development. During the three months ended September 30, 2000, the focus was on expanding the products' features and improving the stability and scalability of DemandStar's systems to support the Company's growth.

General and administrative expenses. General and administrative expenses, which include the costs of corporate operations, finance and accounting, human resources and other general operations, increased 589% to $1,102,283 for the three months ended September 30, 2000, from $159,935 for the three months ended September 30, 1999. The increase in general and administrative expenses is necessary to support the growth in operations and infrastructure of DemandStar.

Depreciation and amortization. Depreciation and amortization increased 17% to $129,472 for the three months ended September 30, 2000 from $110,783 for the three months ended September 30, 1999. The increase resulted from the purchase of equipment and leasehold improvements necessary to support the growth in operations and infrastructure of DemandStar.

Interest income/(expense), net. Net interest income/(expense) for the three months ended September 30, 2000 consists of interest income of $87,780 which resulted primarily from the investment of the net proceeds from the rights offering and interest expense of $43,723 which relates to the loan with HTE. Net interest income/(expense) for the three months ended September 30, 1999 consists of interest expense of $10,900.

Comparison of the Nine Months Ended September 30, 2000 and the period from June 1, 1999 to September 30, 1999

Revenues

Revenues include amounts received from vendors for registration fees and bid document mailings. Total revenues increased by 369% to $435,480 for the nine months ended September 30, 2000, from $92,891 for the period June 1, 1999 to September 30, 1999. The increase in revenues is due primarily to the increased marketing effort in 2000.

Operating Expenses

Marketing and advertising expenses. Marketing and advertising expenses increased 2920% to $3,257,784 for the nine months ended September 30, 2000, from $107,888 for the period June 1, 1999 to September 30, 1999. The increase in marketing and advertising expenses primarily resulted from an increased marketing strategy to promote DemandStar.

Research and development expenses. Research and development expenses increased 708% to $449,388 for the nine months ended September 30, 2000, from $55,609 for the period June 1, 1999 to September 30, 1999. During 1999, the Company was focused on product development. During the nine months ended September 30, 2000, the focus was on expanding the products' features and improving the stability and scalability of DemandStar's systems to support the Company's growth.

General and administrative expenses. General and administrative expenses, which include the costs of corporate operations, finance and accounting, human resources and other general operations, increased 1431% to $2,720,737 for the nine months ended September 30, 2000, from $177,677 for the period June 1, 1999 to September 30, 1999. The increase in general and administrative expenses is necessary to support the growth in operations and infrastructure of DemandStar.

Depreciation and amortization. Depreciation and amortization increased 225% to $359,996 for the nine months ended September 30, 2000 from $110,783 for the period June 1, 1999 to September 30, 1999. The increase resulted from the purchase of equipment and leasehold improvements necessary to support the growth in operations and infrastructure of DemandStar.

Interest income/(expense), net. Net interest income/(expense) for the nine months ended September 30, 2000 consists of interest income of $102,129 which resulted primarily from the investment of the net proceeds from the rights offering and interest expense of $108,237 which relates to the loan with HTE. Net interest income/(expense) for the period June 1, 1999 to September 30, 1999 consists of interest expense of $10,900.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the purchase of the Predecessor by DemandStar in June 1999, the operations were funded primarily through cash generated from operations and capital contributed from the sole shareholder of the Predecessor.

In conjunction with the purchase of the Predecessor, HTE purchased 1,250,000 shares of DemandStar's common stock for $800,000. In the first quarter of 2000, HTE purchased 750,000 shares of Series A preferred stock for $1,500,000. In addition to the stock purchases, HTE also loaned DemandStar $200,000 to purchase the business and specified net assets of the Predecessor and $1,550,000 to fund operations, the terms of which loan were evidenced by a five-year term promissory note payable to HTE and dated October 31, 1999. As of September 30, 2000, the balance under the note was $1,750,000.

With completion of the Company's rights offering of its common stock, which provided gross proceeds of $6,374,080, the Company believes that it has sufficient funds to continue operations for the remainder of the year 2000.

The Company is engaged in negotiations with a number of parties regarding transactions that, if completed, would provide significant amounts of additional capital to the Company. If the Company is not successful in obtaining additional capital, the Company will be rquired to significantly reduce or curtail its operations.

Net cash used in operating activities totaled $5,095,476 for the nine months ended September 30, 2000, compared to net cash provided by operating activities of $283,270 for the period June 1, 1999 to September 30, 1999. The increase in net cash used in the 2000 period primarily resulted from the increased operating expenses and net loss.

Net cash used in investing activities, comprised of cash paid for acquisition and capital expenditures, totaled $825,838 for the nine months ended September 30, 2000 and $1,079,103 for the period June 1, 1999 to September 30, 1999. The net cash used in the 2000 period resulted from purchases of equipment needed to expand the infrastructure and support the Company's growth.

Net cash provided by financing activities totaled $7,692,776 for the nine months ended September 30, 2000 and $800,000 for the period June 1, 1999 to September 30, 1999. The cash provided during 2000 reflects the sale of common stock through the Company's rights offering, the sale of Series A preferred stock to HTE and amounts borrowed under the Loan with HTE.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of September 30, 2000, requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission (the "SEC") in connection with the Company's public rights offering (File No. 333-93445), as amended was declared effective by the SEC on March 27, 2000. Since the completion of the public offering on May 5, 2000, the Company used the net proceeds for working capital purposes and capital expenditures which totaled approximately $3,139,398 and $744,743 with the remaining proceeds as cash on hand of approximately $1,865,520.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

NUMBER                                   NAME
------   --------------------------------------------------------------------
 10.1 Modification to $1,750,000 Promissory Note issued by DemandStar.com, Inc f/k/a Information on Demand, Inc.
 27.1    Financial Data Schedule (submitted only in electronic format)

(b)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DEMANDSTAR.COM, INC.


Date: November 14, 2000                            /s/ O. F. RAMOS
                                        ----------------------------------------
                                        O. F. Ramos, Chief Executive
                                        Officer and President



                                                /s/ GERTRUDE J. SULZER
                                        ----------------------------------------
                                        Gertrude J. Sulzer., Controller and
                                        Chief Accounting Officer

                                  EXHIBIT INDEX

NUMBER                                       NAME
------      --------------------------------------------------------------------
 10.1       Modification to $1,750,000 Promissory Note issued by DemandStar.com,
            Inc f/k/a Information on Demand, Inc.
 27.1       Financial Data Schedule (submitted only in electronic format)